Form 10-K
period 1997-12-31
MERRILL LYNCH MOR INV/FRST FRAN MOR LN AS BK CER SR 1997-FF3
filed 1998-05-06
CIK 1061154

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the  Securities
         Exchange   Act  of  1934  for  the  period   from    December  3,  1997
         (Commencement of Operations) to December 31, 1997.

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


Commission File Number - 33-37569


                     MERRILL LYNCH MORTGAGE INVESTORS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     13-3416059
(State or other jurisdiction of                        (I.R.S.  Employer
incorporation or organization)                       Identification No.)

  World Financial Center
  North Tower, 10th Floor
  250 Vesey Street
  New York, New York                                         10281-1310
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code : (212) 449-0336

            Mortgage Loan Asset Backed Certificates, Series 1997-FF3 (Title of each class of securities covered by this form)


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                   Page 1 of 6
            This report consists of 6 consecutively numbered pages.

Documents incorporated by reference:  none

MERRILL LYNCH MORTGAGE INVESTORS, INC.
Mortgage Loan Asset Backed Certificates, Series 1997-FF3
--------------------------------------------------------

TABLE OF CONTENTS
                                                                         Page
PART I
    Item  1. Business....................................................3

    Item  2. Properties..................................................3

    Item  3. Legal Proceedings...........................................3

    Item  4. Submission of Matters to a Vote of Security Holders.........3

PART II
    Item  5. Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................3

    Item  6. Selected Financial Data.....................................3

    Item  7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................3

    Item  8. Financial Statements and Supplementary Data.................3

    Item  9. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.........................3

PART III
    Item 10. Directors and Executive Officers of the Registrant..........3

    Item 11. Executive Compensation......................................3

    Item 12. Security Ownership of Certain Beneficial
                  Owners and Management..................................3

    Item 13. Certain Relationships and Related Transactions..............3

PART IV
    Item 14. Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.........................................4

SIGNATURE................................................................5

Supplemental Information to be Furnished with Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which
Have Not Registered Securities Pursuant to Section 12 of the Act.........6

PART I


Item 1.  Business

Omitted.

Item 2.  Properties

Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to a Pool, the Trustee, the Servicer or Merrill Lynch Mortgage Investors, Inc., with respect to a Pool, other than ordinary routine litigation incidental to the duties of the Trustee or Servicer under the related Pooling and Servicing Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Certificateholders during the fiscal year covered by this report.


PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of January 27, 1998, there were eleven (11) Certificateholders.


Item 6.  Selected Financial Data

Omitted.


Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

Omitted.

Item 8.  Financial Statements and Supplementary Data

Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.


PART III

Item 10. Directors and Executive Officers of the Registrant

Omitted.

Item 11. Executive Compensation

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Omitted.

Item 13. Certain Relationships and Related Transactions

Omitted.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report:

         (1)  Financial Statements:

              Omitted.


         (2)  Financial Statement Schedules:

              Omitted.


         (3)  Exhibits:

              Omitted.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant.

     A Current Report on Form 8-K, dated December 22, 1997, was filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for Payments made on the same dates. The items reported in such Current Report were Item 5 (Other Events).


(c)      Exhibits to this report are listed in Item (14)(a)(3) above.

SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHASE BANK OF TEXAS, N.A.
                                   not in its individual capacity but solely as Trustee under the Agreement referred to herein


Date: March 31, 1998             By:    /s/ Bill Marshall
                                        ----------------
                                        Bill Marshall
                                        Vice President & Trust Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.